Form 10-K
period 2016-12-31
CSAIL 2015-C3 Commercial Mortgage Trust
filed 2017-03-24
CIK 1647980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-199921-03

Central Index Key Number of the issuing entity: 0001647980

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

Not applicable.

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

Not applicable.

EXPLANATORY NOTES

The Charles River Plaza North Mortgage Loan, the Starwood Capital Extended Stay Portfolio Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan and the Cape May Hotels Mortgage Loan, which constituted approximately 9.2%, 7.4%, 7.0%, 3.5% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Charles River Plaza North Mortgage Loan which is an asset of the issuing entity and three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the Starwood Capital Extended Stay Portfolio Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (c) with respect to The Mall of New Hampshire Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Arizona Grand Resort & Spa Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Cape May Hotels Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Charles River Plaza North Mortgage Loan, the Starwood Capital Extended Stay Portfolio Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan and the Cape May Hotels Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, which constituted approximately 3.5% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the Westfield Trumbull Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2015-C1 Commercial Mortgage Trust transaction, Commission File Number 333-199921-01 (the “CSAIL 2015-C1 Transaction”). These loan combinations, including the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2015-C1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2015-C1 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2015-C1 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan, which constituted approximately 6.8% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Westfield Wheaton Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Sterling & Milagro Apartments Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the CSAIL 2015-C2 Commercial Mortgage Trust transaction, Commission File Number 333-199921-02 (the “CSAIL 2015-C2 Transaction”). These loan combinations, including the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2015-C2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2015-C2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2015-C2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the WPC Department Store Portfolio Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The WPC Department Store Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the WPC Department Store Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the WPC Department Store Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the WPC Department Store Portfolio loan combination in the Bank of America Merrill Lynch Commercial Mortgage Trust 2015-UBS7 transaction, Commission File Number 333-201743-01 (the “BAMLCM 2015-UBS7 Transaction”).  After the closing of the BAMLCM 2015-UBS7 Transaction on September 24, 2015, this loan combination, including the WPC Department Store Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BAMLCM 2015-UBS7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the BAMLCM 2015-UBS7 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BAMLCM 2015-UBS7 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan and the custodian of the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the trust advisor of the WPC Department Store Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

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

AEGON USA Realty Advisors, LLC is the successor special servicer of the Charles River Plaza North Mortgage Loan, which constituted approximately 9.2% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Charles River Plaza North Mortgage Loan from October 14, 2016 until December 31, 2016. As a result, it falls below the de minimus requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wilmington Trust, National Association acts as trustee of the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CSAIL 2015-C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the WPC Department Store Portfolio Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan and U.S. Bank National Association as trustee certificate administrator custodian of the WPC Department Store Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan, U.S. Bank National Association as certificate administrator of the WPC Department Store Portfolio Mortgage Loan, KeyBank National Association as master servicer of the Westfield Trumbull Mortgage Loan and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and C-III Asset Management LLC as special servicer of the Westfield Trumbull Mortgage Loan and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, KeyBank National Association, as master servicer, and C-III Asset Management, LLC, as special servicer.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2015-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CSAIL 2015-C1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2015-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2015-C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CSAIL 2015-C2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2015-C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the WPC Department Store Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BAMLCM 2015-UBS7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule VIII to the pooling and servicing agreement for the BAMLCM 2015-UBS7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BAMLCM 2015-UBS7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, and Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 20, 2015 under Commission File No. 333-199921 -03 and incorporated by reference herein).

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
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 33.1)
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016 (see Exhibit 33.2)
33.8 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes.)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.2)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.2)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.5)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.1)
33.28 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.2)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 33.5)
33.32 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.33 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)
33.35 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)
33.36 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.37 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.32)
33.38 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.33)
33.39 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)
33.40 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)
33.41 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.36)
33.42 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
33.43 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 33.2)
33.44 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)
33.46 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)
33.47 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.36)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.49 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.50 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.42)
33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.2)
33.52 Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
33.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.3)
33.54 Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.4)
33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.36)
33.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.48)
33.57 National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.49)
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)
33.59 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.61 Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 34.1)
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016 (see Exhibit 34.2)
34.8 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes.)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.2)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.2)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.5)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.1)
34.28 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.2)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 34.5)
34.32 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.33 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)
34.35 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)
34.36 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.37 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.32)
34.38 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.33)
34.39 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)
34.40 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)
34.41 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.36)
34.42 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
34.43 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 34.2)
34.44 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)
34.46 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)
34.47 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.36)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.49 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.50 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.42)
34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.2)
34.52 Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
34.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.3)
34.54 Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.4)
34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.36)
34.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.48)
34.57 National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.49)
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)
34.59 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.61 Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016
35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.1)
35.12 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.3)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.1)
35.15 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.2)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.3)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.1)
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.2)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 35.3)
35.20 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
35.23 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)
35.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.22)
35.26 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
35.27 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan
35.29 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.26)
35.30 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.27)
35.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.28)
35.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)
35.33 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.34 U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and The Bank of New York Mellon (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and The Bancorp Bank (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

(Depositor)

/s/ Patrick A. Remmert Jr.

Patrick A. Remmert Jr., President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of August 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of March 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of May 1, 2015, by and among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, and Pentalpha Surveillance LLC, as Trust Advisor and U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 20, 2015 under Commission File No. 333-199921 -03 and incorporated by reference herein).

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
33.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Pentalpha Surveillance LLC, as Operating Advisor
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 33.1)
33.7 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016 (see Exhibit 33.2)
33.8 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes.)
33.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.3)
33.10 Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 33.4)
33.11 Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 33.5)
33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.1)
33.13 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.2)
33.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.3)
33.15 Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.4)
33.16 Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.5)
33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.1)
33.18 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.2)
33.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.3)
33.20 Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.4)
33.21 Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.5)
33.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.1)
33.23 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.2)
33.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.3)
33.25 Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.4)
33.26 Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.5)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.1)
33.28 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.2)
33.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 33.3)
33.30 Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 33.4)
33.31 Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 33.5)
33.32 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.33 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)
33.35 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)
33.36 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
33.37 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.32)
33.38 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.33)
33.39 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)
33.40 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)
33.41 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.36)
33.42 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
33.43 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 33.2)
33.44 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
33.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)
33.46 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)
33.47 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.36)
33.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.49 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
33.50 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.42)
33.51 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.2)
33.52 Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
33.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.3)
33.54 Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.4)
33.55 Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.36)
33.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.48)
33.57 National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.49)
33.58 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)
33.59 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.60 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.61 Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.5)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Pentalpha Surveillance LLC, as Operating Advisor
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 34.1)
34.7 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016 (see Exhibit 34.2)
34.8 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes.)
34.9 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.3)
34.10 Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 34.4)
34.11 Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 34.5)
34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.1)
34.13 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.2)
34.14 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.3)
34.15 Wells Fargo Bank, National Association, as Custodian of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.4)
34.16 Pentalpha Surveillance LLC, as Operating Advisor of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.5)
34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.1)
34.18 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.2)
34.19 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.3)
34.20 Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.4)
34.21 Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.5)
34.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.1)
34.23 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.2)
34.24 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.3)
34.25 Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.4)
34.26 Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.5)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.1)
34.28 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.2)
34.29 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 34.3)
34.30 Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 34.4)
34.31 Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 34.5)
34.32 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.33 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.34 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)
34.35 Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)
34.36 Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
34.37 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.32)
34.38 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.33)
34.39 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)
34.40 Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)
34.41 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.36)
34.42 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
34.43 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 34.2)
34.44 Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)
34.45 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)
34.46 Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)
34.47 Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.36)
34.48 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.49 National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan
34.50 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.42)
34.51 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.2)
34.52 Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)
34.53 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.3)
34.54 Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.4)
34.55 Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.36)
34.56 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.48)
34.57 National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.49)
34.58 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)
34.59 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.60 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.61 Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.5)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 35.1)
35.5 Rialto Capital Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to October 14, 2016
35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after October 14, 2016 (Omitted. See Explanatory Notes)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 35.3)
35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.1)
35.9 Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 35.3)
35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.1)
35.12 Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.2)
35.13 Wells Fargo Bank, National Association, as Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 35.3)
35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.1)
35.15 Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.2)
35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.3)
35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.1)
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.2)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 35.3)
35.20 KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan
35.23 KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)
35.25 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.22)
35.26 Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan
35.27 Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan
35.29 Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.26)
35.30 Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.27)
35.31 Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.28)
35.32 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)
35.33 LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.34 U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and Column Financial, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and UBS Real Estate Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and The Bank of New York Mellon (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and Benefit Street Partners CRE Finance LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of August 1, 2015, between Credit Suisse First Boston Mortgage Securities Corp. and The Bancorp Bank (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 18, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)