Form 10-K
period 2017-12-31
CSAIL 2015-C3 Commercial Mortgage Trust
filed 2018-03-20
CIK 1647980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

With respect to the pari passu loan combinations that includes the WPC Department Store Portfolio Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, the Westfield Trumbull Mortgage Loan and the Charles River Plaza North Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan and U.S. Bank National Association as trustee, certificate administrator and custodian of the WPC Department Store Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Charles River Plaza North Mortgage Loan, LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan, U.S. Bank National Association as certificate administrator of the WPC Department Store Portfolio Mortgage Loan, KeyBank National Association as master servicer of the Westfield Trumbull Mortgage Loan and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and C-III Asset Management LLC as special servicer of the Westfield Trumbull Mortgage Loan and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, KeyBank National Association, as primary servicer and U.S. Bank National Association, as trustee, certificate administrator and custodian:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the Servicers’ motion to dismiss was granted. The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

33.7         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

33.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.3)

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

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.3)

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

33.17       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.3)

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

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.3)

33.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.1)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 33.3)

33.29       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 33.5)

33.31       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.32       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.36       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.31)

33.37       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.32)

33.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.35)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

33.42       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)

33.45       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.35)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.48       National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.41)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.2)

33.51       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.3)

33.53       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.35)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.47)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.48)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.7         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

34.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.3)

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

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.3)

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

34.17       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.3)

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

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.3)

34.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.1)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 34.3)

34.29       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 34.5)

34.31       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.32       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.36       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.31)

34.37       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.32)

34.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.35)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

34.42       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)

34.45       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.35)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.48       National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.41)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.2)

34.51       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.3)

34.53       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.35)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.47)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.48)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.5)

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

35.5         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 35.3)

35.19       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.22       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.25)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.26)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.3)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)

35.32       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Patrick A. Remmert Jr., President

Patrick A. Remmert Jr., President

(senior officer in charge of securitization of the depositor)

Date: March 19, 2018

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

33.7         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

33.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 33.3)

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

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 33.3)

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

33.17       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.3)

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

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.3)

33.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.1)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.2)

33.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 33.3)

33.29       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 33.4)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 33.5)

33.31       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.32       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.34       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.36       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.31)

33.37       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.32)

33.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 33.3)

33.39       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.35)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

33.42       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 33.2)

33.43       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 33.3)

33.45       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.35)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.48       National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.41)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.2)

33.51       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.3)

33.53       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.35)

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.47)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.48)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)

33.58       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.60       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.7         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan

34.8         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Charles River Plaza North Mortgage Loan (see Exhibit 34.3)

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

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Starwood Capital Extended Stay Portfolio Mortgage Loan (see Exhibit 34.3)

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

34.17       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.3)

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

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.3)

34.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.1)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.2)

34.28       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 34.3)

34.29       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 34.4)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 34.5)

34.31       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.32       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.34       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.36       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.31)

34.37       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.32)

34.38       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 34.3)

34.39       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.35)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

34.42       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 34.2)

34.43       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 34.3)

34.45       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.35)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.48       National Tax Search, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.41)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.2)

34.51       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.3)

34.53       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.35)

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.47)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.48)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)

34.58       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.60       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.5)

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

35.5         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.3)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.1)

35.17       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Certificate Administrator of the Cape May Hotels Mortgage Loan (see Exhibit 35.3)

35.19       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       C-III Asset Management LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.22       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       C-III Asset Management LLC, as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Trumbull Mortgage Loan (see Exhibit 35.3)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

35.26       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan

35.27       Wells Fargo Bank, National Association, as Certificate Administrator of the Westfield Wheaton Mortgage Loan (see Exhibit 35.3)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.25)

35.29       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.26)

35.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 35.3)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 35.1)

35.32       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       U.S. Bank National Association, as Certificate Administrator of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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