Form 10-K
period 2021-12-31
CSAIL 2015-C3 Commercial Mortgage Trust
filed 2022-03-16
CIK 1647980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan and the Cape May Hotels Mortgage Loan, which constituted approximately 9.2%, 7.0%, 3.5% and 1.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Charles River Plaza North Mortgage Loan, three other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to The Mall of New Hampshire Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Arizona Grand Resort & Spa Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Cape May Hotels Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan and the Cape May Hotels Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Starwood Capital Extended Stay Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Greystone Servicing Company LLC is the special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Westfield Trumbull Mortgage Loan, which constituted approximately 3.5% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan from August 6, 2021 to December 31, 2021. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Situs Holdings, LLC is the special servicer of the Charles River Plaza North Mortgage Loan and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, which constituted approximately 9.2% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Charles River Plaza North Mortgage Loan from August 6, 2021 to December 31, 2021 and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan from January 1, 2021 to August 5, 2021. As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wells Fargo Bank, National Association acts as trustee of the Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan, the Cape May Hotels Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CSAIL 2015-C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Charles River Plaza North Mortgage Loan, The Mall of New Hampshire Mortgage Loan, the Arizona Grand Resort & Spa Mortgage Loan, the Cape May Hotels Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Charles River Plaza North Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, the Westfield Trumbull Mortgage Loan and the WPC Department Store Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan and U.S. Bank National Association as custodian of the WPC Department Store Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Greystone Servicing Company LLC as special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Westfield Trumbull Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, AEGON USA Realty Advisors, as special servicer of the Charles River Plaza North Mortgage Loan prior to August 6, 2021, Greystone Servicing Company LLC as special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Westfield Trumbull Mortgage Loan and LNR Partners, LLC as special servicer of the WPC Department Store Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of Situs Holdings, LLC as special servicer of the Charles River Plaza North Mortgage Loan on and after August 6, 2021 and the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association as trustee, as certificate administrator and as custodian, and U.S. Bank National Association as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

4.6           Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as the Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.7           Amended and Restated Co-Lender Agreement, dated as of May 20, 2015, by and among Column Financial, Inc., as Initial Note Group 1-1 Holder, Initial Note Group 1-2 Holder and Initial Note Group 2 Holder, and Wells Fargo Bank, National Association, as Trustee for the Registered Holders of CSAIL 2015-C1 Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2015-C1, as Note Group 3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.8           Co-Lender Agreement, dated as of August 18, 2015, by and among Column Financial, Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.9         Agreement Between Noteholders, dated as of March 3, 2015, by and among Column Financial, Inc., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.10         Co-Lender Agreement, dated as of March 20, 2015, by and among Column Financial, Inc., as Initial Note Group 1 Holder, Initial Note Group 2 Holder and Initial Note Group 3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.11         Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as the Initial Note A-1 Holder, UBS Real Estate Securities Inc., as the Initial Note A-2 Holder, and UBS Real Estate Securities Inc., as the Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.12         Co-Lender Agreement, dated as of May 20, 2015, by and among Column Financial, Inc., as the Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.13         Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.14         Co-Lender Agreement, dated as of August 18, 2015, by and among Column Financial, Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on November 25, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 33.1)

33.9         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to August 6, 2021

33.10       Situs Holdings, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after August 6, 2021

33.11       Wells Fargo Bank, National Association, as Trustee of the Charles River Plaza North Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 33.4)

33.13       Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.1)

33.16       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.2)

33.17       Wells Fargo Bank, National Association, as Trustee of The Mall of New Hampshire Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Arizona Grand Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 33.2)

33.29       Wells Fargo Bank, National Association, as Trustee of the Cape May Hotels Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.33       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.34       Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 (See Exhibit 33.10)

33.35       Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Trustee of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.40       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 33.33)

33.41       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Trustee of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 33.4)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 33.38)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

33.47       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 33.2)

33.48       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 33.38)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.46)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.4)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.38)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 33.51)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.1)

33.61       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       U.S. Bank National Association, as Trustee and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 34.1)

34.9         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to August 6, 2021

34.10       Situs Holdings, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after August 6, 2021

34.11       Wells Fargo Bank, National Association, as Trustee of the Charles River Plaza North Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Charles River Plaza North Mortgage Loan (see Exhibit 34.4)

34.13       Pentalpha Surveillance LLC, as Operating Advisor of the Charles River Plaza North Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.1)

34.16       Rialto Capital Advisors, LLC, as Special Servicer of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.2)

34.17       Wells Fargo Bank, National Association, as Trustee of The Mall of New Hampshire Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of The Mall of New Hampshire Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

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

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Arizona Grand Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 34.2)

34.29       Wells Fargo Bank, National Association, as Trustee of the Cape May Hotels Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Cape May Hotels Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the Cape May Hotels Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.33       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.34       Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 (See Exhibit 34.10)

34.35       Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Trustee of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Custodian of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.40       KeyBank National Association, as Primary Servicer of the Westfield Trumbull Mortgage Loan (see Exhibit 34.33)

34.41       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Trustee of the Westfield Trumbull Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Westfield Trumbull Mortgage Loan (see Exhibit 34.4)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Trumbull Mortgage Loan (see Exhibit 34.38)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield Wheaton Mortgage Loan

34.47       Rialto Capital Advisors, LLC, as Special Servicer of the Westfield Wheaton Mortgage Loan (see Exhibit 34.2)

34.48       Wilmington Trust, National Association, as Trustee of the Westfield Wheaton Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Westfield Wheaton Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Westfield Wheaton Mortgage Loan (see Exhibit 34.38)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Westfield Wheaton Mortgage Loan

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.46)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Trust, National Association, as Trustee of the Sterling & Milagro Apartments Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.4)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.38)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Sterling & Milagro Apartments Mortgage Loan (see Exhibit 34.51)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.1)

34.61       LNR Partners, LLC, as Special Servicer of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       U.S. Bank National Association, as Trustee and Custodian of the WPC Department Store Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Pentalpha Surveillance LLC, as Trust Advisor of the WPC Department Store Portfolio Mortgage Loan (see Exhibit 34.5)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Charles River Plaza North Mortgage Loan (see Exhibit 35.1)

35.6         AEGON USA Realty Advisors, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan prior to August 6, 2021 (Omitted. See Explanatory Notes.)

35.7         Situs Holdings, LLC, as Special Servicer of the Charles River Plaza North Mortgage Loan on and after August 6, 2021 (Omitted. See Explanatory Notes.)

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

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Arizona Grand Resort & Spa Mortgage Loan (see Exhibit 35.2)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Cape May Hotels Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Situs Holdings, LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan prior to August 6, 2021 (Omitted. See Explanatory Notes.)

35.16       Greystone Servicing Company LLC, as Special Servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan on and after August 6, 2021 (Omitted. See Explanatory Notes.)

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

Date: March 16, 2022