Form 10-K
period 2023-12-31
CSAIL 2015-C3 Commercial Mortgage Trust
filed 2024-03-13
CIK 1647980

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The Bancorp Bank, National Association

(exact name of the sponsor as specified in its charter)

(formerly known as The Bancorp Bank)

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The WPC Department Store Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan, the Westfield Trumbull Mortgage Loan, the Westfield Wheaton Mortgage Loan and the Sterling & Milagro Apartments Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Charles River Plaza North Mortgage Loan, the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, the servicer compliance statements of Situs Holdings, LLC as special servicer of the Charles River Plaza North Mortgage Loan, KeyBank National Association as primary servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and the Westfield Trumbull Mortgage Loan, Greystone Servicing Company LLC as special servicer of the Soho-Tribeca Grand Hotel Portfolio Mortgage Loan and Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Westfield Trumbull Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.4           Amended and Restated Agreement Between Noteholders, dated as of September 15, 2015, by and between Wells Fargo Bank, National Association, not in its individual capacity but solely as Trustee, for the benefit of the Holders of CSAIL 2015 C-3 Mortgage Trust Commercial Mortgage Pass-Through Certificates, as the Note A-1 Holder and Note A-2 Holder, UBS Real Estate Securities Inc., as the Note A-3-1 Holder and Note A-3-2 Holder, and Prima Mortgage Investment Trust, LLC as the Junior Noteholder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.5           Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as the Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.6           Amended and Restated Co-Lender Agreement, dated as of May 20, 2015, by and among Column Financial, Inc., as Initial Note Group 1-1 Holder, Initial Note Group 1-2 Holder and Initial Note Group 2 Holder, and Wells Fargo Bank, National Association, as Trustee for the Registered Holders of CSAIL 2015-C1 Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2015-C1, as Note Group 3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.7           Agreement Between Noteholders, dated as of March 3, 2015, by and among Column Financial, Inc., as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.8           Co-Lender Agreement, dated as of March 20, 2015, by and among Column Financial, Inc., as Initial Note Group 1 Holder, Initial Note Group 2 Holder and Initial Note Group 3 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.9           Co-Lender Agreement, dated as of May 20, 2015, by and among Column Financial, Inc., as the Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.10         Co-Lender Agreement, dated as of August 18, 2015, by and between UBS Real Estate Securities Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on September 28, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

4.11         Co-Lender Agreement, dated as of August 18, 2015, by and among Column Financial, Inc., as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K/A filed on November 25, 2015 under Commission File No. 333-199921-03 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

/s/ Lawrence Chun

Lawrence Chun, Authorized Signatory

(senior officer in charge of securitization of the depositor)

Date: March 12, 2024